Form 10-Q
period 1995-03-31
COACHMAN INNS INCOME LTD PARTNERSHIP
filed 1995-05-16
CIK 787494

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995
                                       OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

                         Commission file number 0-16847

                    COACHMAN INNS INCOME LIMITED PARTNERSHIP

             (Exact name of registrant as specified in its charter)

          Oklahoma                                73-1289509
          (State or other jurisdiction of                   (I.R.S. Employer
          incorporation or organization)                    Identification No.)

               301 N.W. 63rd, Suite 500, Oklahoma City, OK 73116
     (Address of principal executive offices)                    (Zip Code)

                                 (405)-840-4667
               Registrant's telephone number, including area code

                                 Not applicable
             (Former name, former address and former fiscal year,
                           changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the
past 90 days.       Yes __X__    No ____

                     APPLICABLE ONLY TO ISSUERS INVOLVED IN
                       BANKRUPTCY PROCEEDINGS DURING THE
                             PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities
under a plan confirmed by a court.      Yes _____    No __X___

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                      PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

     The following financial statements, in the opinion of Management, reflect all adjustments (none of which was other than a normal recurring adjustment) necessary for a fair presentation of results of operations for such periods. Results for interim periods should not be considered indicative of results for a full year.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Material Changes in Financial Position

From December 31, 1994 to March 31, 1995, Current Assets increased by $26,245 due to seasonal fluctuation in business which causes increases in cash and accounts receivable. Cash increased by $19,029 and account receivable increased by $4,869. Total Assets increased by $22,832. Current Liabilities increased $34,198 due to an increase in accounts payable caused by seasonal fluctuation.

Material Changes in Results of Operations

Hotel revenues for the three months were almost exactly the same as the previous year. Total Expenses decreased by $13,165 due to decreases in General and Administrative Expenses. Income from Operations increased by $13,962. Net Income was $4,190 compared with a loss of $8,617 for the same period of 1994.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Partnership is not a party to any current or pending material legal proceeding.

Item 6.  Exhibits and Reports on Form 8-K

No report on Form 8-K has been filed during the quarter for which this report is filed.

                                SIGNATURES

                                 FORM 10-Q


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        COACHMAN INNS INCOME LIMITED
                        PARTNERSHIP (Registrant)

                        By its General Partner,
                        COACHMAN INNS OF AMERICA, INC.


May 15, 1995            By:/s/Dennis D. Bradford
                        Dennis D. Bradford,
                        Chief Executive Officer and
                        Chief Financial Officer

COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND DECEMBER 31, 1994

                                  March 31,  December 31,
                                   1995           1994
                                   -----------    -----------
ASSETS

CURRENT ASSETS:
  Cash                            $62,069    $43,040
  Accounts Receivable                  34,427    29,564
  Allowance for Doubtful Accounts           (9,104)      --
  Accounts Receivable-Affiliates            19,582       5,479
  Supplies                             25,176    26,023
  Prepaid Expenses                        711            5,167
                                   -----------     -----------
Total Current Assets                        199,887    173,642

Land                                   475,000   475,000
Motels                            1,933,229 1,933,229
Equipment & Furniture & Fixtures            404,064   404,064
                                  ------------   ------------
                                  2,812,293 2,812,293
Accumulated Depreciation                    (795,916) (783,143)
                                   -----------     -----------
Net Property and Equipment             2,016,377      2,029,150

Investment In Land Held for Development          678,560   678,560
Capitalized Loan Cost, Net of Accumulated
  Amortization of $45,177 in 1995 and $41,646
  in 1994                                14,382    17,913
Other Assets                             33,172    20,281
                                  ------------   ------------
Total Other Assets                     726,114   716,754
                                   -----------     -----------
TOTAL ASSETS                      $2,942,378     $2,919,546
                                   ===========  ===========


LIABILITIES:

CURRENT LIABILITIES:
  Current Maturities:
    Coachman Incorporated                   $  35,702  $  35,702
    Other                                  28,778          28,778
  Accounts payable and Accrued Liabilities    89,481    55,283
                                  -----------    -----------
Total Current Liabilities                     153,961       119,763

  Long-Term Debt
    Coachman Incorporated                    428,030    436,658
    Other                              2,230,223 2,230,223
                                  ------------   -----------
Total Liabilities                      2,812,214 2,793,572

Partners' Capital                        125,974   125,974
Year to Date Income/(Loss)                      4,190
                                  -----------    -----------
Total Partners' Capital                  130,164        125,974
                                  -----------    -----------
TOTAL LIABILITIES AND
  PARTNERS' CAPITAL                    $2,942,378     $2,919,546
                                  ======================



COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                 THREE MONTHS ENDED

                             March 31,      March 31,
                             1995           1994
                             -----------         -----------
Revenues:
  Motel Revenues                  241,992        241,195

Expenses:
  Motel Operating Expenses               98,635         95,544
  Depreciation and Amortization          16,303         24,321
  General and Administrative        58,371         66,609
                             -----------         -----------
                             173.309        186,474
                             -----------         -----------
Income From Operations              68,683         54,721
                             -----------         -----------

Other Income (Expense):
  Interest income                     2,725                 311
  Interest expense                (67,218)       (63,649)
                             -----------         -----------
Total Other Income (Expense)      (64,493)       (63,338)
                             -----------         -----------
Net Income (Loss)                     4,190        (8,617)
                             ===========    ===========


COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                         THREE MONTHS ENDED
                                  March 31,      March 31,
                                  1995           1994
                                  -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                           4,190        (22,957)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
  Depreciation and amortization             16,303         68,324
  (Increase) Decrease in Accounts receivable-trade     4,241         (43,555)
  (Increase) Decrease in Accounts receivable-
    Affiliates                              (14,103)            0
  (Increase) Decrease in Note receivable-
    Related party                        (2,657)           0
  (Increase) Decrease in Supplies               827             0
  (Increase) Decrease in Prepaids             4,456             0
  Increase (Decrease) in Accounts payable and
    Accrued liabilities                34,198         62,624
  Net change in Other Assets           (12,890)         6,101
                                  -----------         -----------
Net Cash Provided by (Used in)
  Operating Activities                 34,585         70,537
                                  -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                        0       17,252
                                  -----------         -----------
Net Cash Provided by (Used in)
  Investing Activities                              0           17,252
                                  -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable
    and long-term debt                 (15,556)       (12,123)
                                  -----------         -----------
Net Cash Provided by (Used in)
  Financing Activities                 (15,556)       (12,123)
                                  -----------         -----------
Net Increase (Decrease) in Cash             19,029         75,666

CASH, beginning of period                   43,040         91,579
                                  -----------         -----------
CASH, end of period                    62,069         167,245
                                  ===========    ===========



COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 1995




Balance - December 31, 1993                      $171,119

    Net Loss for 1994                              (45,145)
                                            -------------
Balance - December 31, 1994                      $125,974

    Net Income for Three Months
      Ended March 31, 1995                                  4,190
                                            -------------
Balance - March 31, 1995                              $130,164
                                            ============