Form 10-Q/A
period 1995-03-31
COACHMAN INNS INCOME LTD PARTNERSHIP
filed 1995-08-14
CIK 787494

FORM 10-Q (AMENDED)

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

                        COACHMAN INNS INCOME LIMITED
                        PARTNERSHIP (Registrant)

                        By its General Partner,
                        COACHMAN INNS OF AMERICA, INC.


August 14, 1995         By:/s/Dennis D. Bradford
                        Dennis D. Bradford,
                        Chief Executive Officer and
                        Chief Financial Officer

COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
MARCH 31, 1995 AND DECEMBER 31, 1994

                                  March 31,  December 31,
                                   1995           1994
                                   -----------    -----------
ASSETS

CURRENT ASSETS:
  Cash                             $   62,069     $   43,040
  Accounts Receivable                  34,427         29,564
  Allowance for Doubtful Accounts      (9,104)         --
  Accounts Receivable-Affiliates       19,582          5,479
  Supplies                             25,176         26,023
  Prepaid Expenses                        711          5,167
                                   -----------     -----------
Total Current Assets                  199,887        173,642

Land                                  475,000        475,000
Motels                              1,933,229      1,933,229
Equipment & Furniture & Fixtures      404,064        404,064
                                  ------------    ------------
                                    2,812,293      2,812,293
Accumulated Depreciation             (795,916)      (783,143)
                                   -----------     -----------
Net Property and Equipment          2,016,377      2,029,150

Investment In Land Held for
  Development                         678,560        678,560
Capitalized Loan Cost, Net of
  Accumulated Amortization of
  $45,177 in 1995 and $41,646
  in 1994                              14,382         17,913
Other Assets                           33,172         20,281
                                  ------------    ------------
Total Other Assets                    726,114        716,754
                                   -----------    -----------
TOTAL ASSETS                       $2,942,378     $2,919,546
                                   ===========    ===========


LIABILITIES:

CURRENT LIABILITIES:
  Current Maturities:
    Coachman Incorporated          $   35,702     $   35,702
    Other                              28,778         28,778
  Accounts payable and Accrued
    Liabilities                        89,481         55,283
                                   -----------    -----------
Total Current Liabilities             153,961        119,763

  Long-Term Debt
    Coachman Incorporated             428,030        436,658
    Other                           2,230,223      2,230,223
                                   ----------     ----------
Total Liabilities                   2,812,214      2,793,572

Partners' Capital                     125,974        125,974
Year to Date Income/(Loss)              4,190
                                  -----------    -----------
Total Partners' Capital               130,164        125,974
                                  -----------    -----------
TOTAL LIABILITIES AND
  PARTNERS' CAPITAL                $2,942,378     $2,919,546
                                  ===========    ===========



COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                 THREE MONTHS ENDED

                             March 31,      March 31,
                             1995           1994
                             -----------    -----------
Revenues:
  Motel Revenues               241,992        241,195

Expenses:
  Motel Operating Expenses      98,635         95,544
  Depreciation and Amortization 16,303         24,321
  General and Administrative    58,371         66,609
                             -----------     -----------
                               173,309        186,474
                             -----------     -----------
Income From Operations          68,683         54,721
                             -----------     -----------

Other Income (Expense):
  Interest income                2,725            311
  Interest expense             (67,218)       (63,649)
                             -----------     -----------
Total Other Income (Expense)   (64,493)       (63,338)
                             -----------     -----------
Net Income (Loss)                4,190         (8,617)
                             ===========     ===========


COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 1995 AND 1994


                                         THREE MONTHS ENDED
                                  March 31,      March 31,
                                  1995           1994
                                  -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                    4,190       (22,957)
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities
  Depreciation and amortization       16,303        68,324
  (Increase) Decrease in Accounts
    receivable-trade                   4,241       (43,555)
  (Increase) Decrease in Accounts
    receivable-Affiliates            (14,103)            0
  (Increase) Decrease in Note
    receivable-Related party          (2,657)            0
  (Increase) Decrease in Supplies        827             0
  (Increase) Decrease in Prepaids      4,456             0
  Increase (Decrease) in Accounts
    payable and Accrued liabilities   34,198        62,624
  Net change in Other Assets         (12,890)        6,101
                                    ----------    -----------
Net Cash Provided by (Used in)
  Operating Activities                34,585        70,537
                                    ----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                     0        17,252
                                    ----------    -----------
Net Cash Provided by (Used in)
  Investing Activities                     0        17,252
                                    ----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable
    and long-term debt               (15,556)      (12,123)
                                    ----------    -----------
Net Cash Provided by (Used in)
  Financing Activities               (15,556)      (12,123)
                                    ----------    -----------
Net Increase (Decrease) in Cash       19,029        75,666

CASH, beginning of period             43,040        91,579
                                    ----------    -----------
CASH, end of period                   62,069       167,245
                                    ==========    ===========


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