Form 10-Q
period 1995-06-30
COACHMAN INNS INCOME LTD PARTNERSHIP
filed 1995-08-14
CIK 787494

FORM 10-Q

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1995
                                    OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) for the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.  Yes ____    No __X__



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

Material Changes in Financial Position

From December 31, 1994 to June 30, 1995, Current Assets increased by $33,158 due to seasonal fluctuation in business which causes increases in cash and accounts receivable. Cash increased by $18,490 and account receivable increased by $7,831. Total Assets increased by $33,158. Current Liabilities increased $43,951 due to an increase in accounts payable caused by seasonal fluctuation.

Material Changes in Results of Operations

Hotel revenues for the three and six months decreased by $6,354 and $5,557 respectively compared to the same period of 1994. Total Expenses decreased by $15,226 and $28,398 for three and six months compared to 1994. Income from Operations increased by $8,872 and $22,834 for three and six months compared to 1994.. Net Income was $12,121 compared with a loss of $23,383 for six months ended June 30, 1995 and 1994.







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

                        COACHMAN INNS INCOME LIMITED
                        PARTNERSHIP (Registrant)

                        By its General Partner,
                        COACHMAN INNS OF AMERICA, INC.


August 14, 1995         By:/s/Dennis D. Bradford
                        Dennis D. Bradford,
                        Chief Executive Officer and
                        Chief Financial Officer



COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1995 AND DECEMBER 31, 1994

                                       June 30,    December 31,
                                            1995       1994
                                       ----------- -----------
ASSETS

CURRENT ASSETS:
  Cash                                 $   61,530   $   43,040
  Accounts Receivable                      37,395       29,564
  Allowance for Doubtful Accounts          (9,104)        --
  Accounts Receivable-Affiliates           25,206        5,479
  Notes Receivable-Related Party           67,026       64,369
  Supplies                                 24,747       26,023
  Prepaid Expenses                              0        5,167
                                        ---------    ---------
Total Current Assets                      206,800      173,642


Land                                      475,000       475,000
Motels                                  1,933,229     1,933,229
Equipment & Furniture & Fixtures          404,064       404,064
                                        ---------     ---------
                                        2,812,293     2,812,293
Accumulated Depreciation                 (808,589)     (783,143)
                                        ---------     ---------
Net Property and Equipment              2,003,704     2,029,150


Investment In Land Held for Development   678,560       678,560
Capitalized Loan Cost, Net of Accumulated
  Amortization of $48,747 in 1995
  and $41,646 in 1994                      10,812        17,913
Other Assets                               44,260        20,281
                                        ---------     ----------
Total Other Assets                        733,632       716,754
                                        ---------     ----------
TOTAL ASSETS                           $2,944,136    $2,919,546
                                       ===========   ===========

LIABILITIES:

CURRENT LIABILITIES:

  Current Maturities:
    Coachman Incorporated              $   35,702    $   35,702
    Other                                  28,778        28,778

  Accounts payable and Accrued
    Liabilities                            99,234        55,283
                                        ---------     ---------
Total Current Liabilities                 163,714       119,763

Long-Term Debt
    Coachman Incorporated                 419,207       436,658
    Other                               2,223,120     2,237,151
                                        ---------     ---------
Total Liabilities                       2,806,041     2,793,572

Partners' Capital                         125,974       125,974
Year to Date Income/(Loss)                 12,121
                                        ---------     ---------
Total Partners' Capital                   138,095       125,974
                                        ---------     ---------
TOTAL LIABILITIES AND
  PARTNERS' CAPITAL                    $2,944,136    $2,919,546
                                       ==========    ==========

COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1995 AND 1994
AND THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                              THREE MONTHS ENDED         SIX MONTHS ENDED

                              June 30,    June 30,       June 30,  June 30,
                              1995          1994           1995      1994
                              --------    --------       --------  --------
Revenues:
  Motel Revenues              $273,865    $280,219       $515,857  $521,414

Expenses:
  Motel Operating Expenses     109,370    117,106         208,005   212,650
  Depreciation & Amortization   16,243     21,941          32,546    46,262
  General and Administrative    73,537     75,329         131,908   141,938
                              --------   --------        --------  --------
                               199,150    214,376         372,459   400,850
                              --------   --------        --------  --------
Income From Operations          74,715     65,843         143,398   120,564
                              --------   --------        --------  --------

Other Income (Expense):
  Interest income                    0         72           2,725       383
  Interest expense             (66,784)   (80,681)       (134,002) (144,330)
                              ---------  ---------       --------- ---------
Total Other Income (Expense)   (66,784)   (80,681)       (131,277) (143,947)
                              ---------  ---------       --------- ---------
Net Income (Loss)             $  7,931   $(14,766)       $ 12,121  $(23,383)
                              =========  =========       ========= =========



























COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994

                                                SIX MONTHS ENDED
                                              June 30,       June 30,
                                                1995           1994
                                             -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                            $ 12,121      $ (23,383)
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities
    Depreciation and amortization                32,546         46,262
    (Increase) Decrease in
      Accounts receivable-trade                   1,273        (32,065)
    (Increase) Decrease in
      Accounts receivable-Affiliates            (19,727)             0
    (Increase) Decrease in
      Note receivable-Related party              (2,657)             0
    (Increase) Decrease in Supplies               1,276         (1,115)
    (Increase) Decrease in Prepaids               5,167              0
    Increase (Decrease) in Accounts
      payable & Accrued liabilities              43,951         20,410
    Net change in Other Assets                  (23,978)             0
                                               ---------      ---------
Net Cash Provided by (Used in)
  Operating Activities                           49,972         10,109
                                               ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                0        (26,871)
                                               ---------      ---------
Net Cash Provided by (Used in)
  Investing Activities                                0        (26,871)
                                               ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable
    and long-term debt                          (31,482)       (28,690)
                                               ---------      ---------
Net Cash Provided by (Used in)
  Financing Activities                          (31,482)       (28,690)
                                               ---------      ---------
Net Increase (Decrease) in Cash                  18,490         45,452

CASH, beginning of period                        43,040        102,692
                                               ---------      ---------
CASH, end of period                            $ 61,530       $ 57,240
                                               =========      =========

COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1995



Balance - December 31, 1993                  $171,119

    Net Loss for 1994                         (45,145)
                                             ---------
Balance - December 31, 1994                  $125,974

    Net Income for Six Months
      Ended June 30, 1995                      12,121
                                             ---------
Balance - June 30, 1995                      $138,095
                                             =========