Form 10-Q
period 1995-09-30
COACHMAN INNS INCOME LTD PARTNERSHIP
filed 1995-11-13
CIK 787494

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                             OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

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

Material Changes in Financial Position

From December 31, 1994 to September 30, 1995, Current Assets increased by $54,103 due to seasonal fluctuation in business which causes increases in cash and accounts receivable. Cash increased by $44,529 and account receivable increased by $12,726. Total Assets increased by $54,618. Current Liabilities increased $62,073 due to an increase in accounts payable caused by seasonal fluctuation.

The Partnership is a partner of GEM Partnership which owns the Anaheim, California property. The Partnership also holds notes from the General Partner of that partnership totalling $250,000. The Partnership has been notified that the General Partner of the GEM Partnership is in default on several mortgages, including those on the Anaheim property. He is known to be contemplating bankruptcy. How this will effect the Partnership is unknown at this time.

The real estate note and mortgage on the San Antonio, Texas property matures on April 4, 1996. The Partnership is seeking to refinance the property.

Material Changes in Results of Operations

Hotel revenues for the three and nine months decreased by $4,444 and $10,001 respectively compared to the same period of 1994. Total Expenses decreased by $7,245 and $35,636 for three and nine months compared to 1994. Income from Operations increased by $2,801 and $25,635 for three and nine months compared to 1994. Net Income was $40,311 compared with a loss of $3,219 for nine months ended September 30, 1995 and 1994.







                PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Partnership is not a party to any current or pending material legal proceeding. However, the Partnership has been notified that the General Partner of GEM Partnership owner of the Anaheim property is in default on several mortgages including those on the property. How this will effect the Partnership is unknown at this time.

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

                        COACHMAN INNS INCOME LIMITED
                        PARTNERSHIP (Registrant)

                        By its General Partner,
                        COACHMAN INNS OF AMERICA, INC.


November 10, 1995       By:/s/Dennis D. Bradford
                        Dennis D. Bradford,
                        Chief Executive Officer and
                        Chief Financial Officer




COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
September 30, 1995 AND DECEMBER 31, 1994

                                     Sept 30,       Dec 31,
                                     1995           1994
                                     -----------    -----------

ASSETS

CURRENT ASSETS:
  Cash                                     $  87,569      $ 43,040
  Accounts Receivable                         29,010        29,564
  Allowance for Doubtful Accounts             (9,104)          --
  Accounts Receivable-Affiliates              25,206         5,479
  Notes Receivable-Related Party              67,026        64,369
  Supplies                                    28,038        26,023
  Prepaid Expenses                                 0         5,167
                                           ---------      ---------
Total Current Assets                         227,745       173,642


Land                                         475,000        475,000
Motels                                     1,941,854      1,933,229
Equipment & Furniture & Fixtures             410,476        404,064
                                           ---------      ---------
                                           2,827,330      2,812,293
Accumulated Depreciation                    (821,310)      (783,143)
                                           ---------      ---------
Net Property and Equipment                 2,006,020      2,029,150


Investment In Land Held for Development      678,560        678,560
Capitalized Loan Cost, Net of Accumulated
  Amortization of $52,356 in 1995
  and $41,646 in 1994                          7,203         17,913
Other Assets                                  54,636         20,281
                                           ---------      ----------
Total Other Assets                           740,399        716,754
                                           ---------      ----------
TOTAL ASSETS                              $2,974,164     $2,919,546
                                         ===========     ===========












LIABILITIES:

CURRENT LIABILITIES:
  Current Maturities:
    Coachman Incorporated                   $   35,702     $  35,702
    Other                                       28,778        28,778
  Accounts payable and Accrued Liabilities     117,356        55,283
                                             ---------     ---------
Total Current Liabilities                      181,836       119,763

Long-Term Debt
    Coachman Incorporated                      410,184       436,658
    Other                                    2,215,859     2,237,151
                                             ---------     ---------
Total Liabilities                            2,807,879     2,793,572

Partners' Capital                              125,974       125,974
Year to Date Income/(Loss)                      40,311
                                             ---------     ---------
Total Partners' Capital                        166,285       125,974
                                             ---------     ---------
TOTAL LIABILITIES AND
  PARTNERS' CAPITAL                          $2,974,164   $2,919,546
                                             ==========   ==========





























COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
AND THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994



                               THREE MONTHS ENDED      NINE MONTHS ENDED

                               Sept 30,  Sept 30,      Sept 30,  Sept, 30
                               1995      1994          1995      1994
                               --------  --------      --------  ---------

Revenues:
  Motel Revenues               $311,444  $315,888      $827,301  $837,302

Expenses:
  Motel Operating Expenses      126,607   124,893       334,612   337,543
  Depreciation & Amortization    16,332    21,295        48,878    67,557
  General and Administrative     73,885    77,881       205,793   219,819
                               --------  --------      --------  --------
                                216,824   224,069       589,283   624,919
                               --------  --------      --------  --------
Income From Operations           94,620    91,819       238,018   212,383
                               --------  --------      --------  --------

Other Income (Expense):
  Interest income                     0     2,657         2,725     3,040
  Interest expense              (66,430)  (67,874)     (200,432) (212,204)
                               --------- ---------     --------- ---------
Total Other Income (Expense)    (66,430)  (65,217)     (197,707) (209,164)
                               --------- ---------     --------- ---------
Net Income (Loss)                28,190    26,602        40,311     3,219
                               ========= =========     ========= =========





COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994


                                            NINE MONTHS ENDED
                                           Sept 30,       Sept 30,
                                           1995           1994
                                           ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          40,311          3,219
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities
    Depreciation and amortization            48,878         67,557
    (Increase) Decrease in
      Accounts receivable-trade               9,658        (42,753)
    (Increase) Decrease in
      Accounts receivable-Affiliates        (19,727)             0
    (Increase) Decrease in
    Note receivable-Related party            (2,657)             0
    (Increase) Decrease in Supplies          (2,015)        (6,740)
    (Increase) Decrease in Prepaids           5,167              0
    Increase (Decrease) in Accounts
    payable & Accrued liabilities            62,073         32,959
    Net change in Other Assets              (34,354)             0
                                          ----------     ----------
Net Cash Provided by (Used in)
  Operating Activities                      107,334         54,242
                                          ----------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                      (15,039)       (39,762)
                                          ----------     ----------
Net Cash Provided by (Used in)
  Investing Activities                      (15,039)       (39,762)
                                          ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable
    and long-term debt                      (47,766)       (43,532)
                                          ----------     ----------
Net Cash Provided by (Used in)
  Financing Activities                      (47,766)       (43,532)
                                          ----------     ----------
Net Increase (Decrease) in Cash              44,529        (29,052)

CASH, beginning of period                    43,040        102,692
                                          ----------     ----------
CASH, end of period                          87,569         73,640
                                          ==========     ==========





COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1995




Balance - December 31, 1993                  $171,119

    Net Loss for 1994                         (45,145)
                                             ---------
Balance - December 31, 1994                  $125,974

    Net Income for Nine Months
      Ended Sept. 30, 1995                     40,311
                                             ---------
Balance - Sept. 30, 1995                     $166,285
                                             =========