Form 10-K
period 1995-12-31
COACHMAN INNS INCOME LTD PARTNERSHIP
filed 1996-04-15
CIK 787494

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549

                            FORM 10-K
(Mark One)
[X] Annual Report Pursuant to Section 13 or 15(d) of the
    Securities Exchange Act of 1934 [Fee Required]
    For the fiscal year ended December 31, 1995
                               or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]
    For the transition period from
    _____________________________ to _________________

Commission file Number 000-16847

            COACHMAN INNS INCOME LIMITED PARTNERSHIP
     (Exact Name of registrant as specified in its charter)

       Oklahoma                          73-1289509
(State of incorporation)         (I.R.S. Employer Identification No.)

       301 N.W. 63rd, Suite 500, Oklahoma City, OK  73116
     (Address of principal executive offices)     (Zip Code)

        Registrant's telephone number, including area code:
                          (405) 840-4667

Securities Registered Pursuant to Section 12(b) of the
Securities Exchange Act:

Title of Each Class          Name of Each Exchange on
Which Registered

    NONE                          NONE

Securities Registered Pursuant to Section 12(g) of the
Securities Exchange Act:

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this Form 10-K.
[ ]

    Indicate by check mark whether the registrant (1) has
filed all reports required to be filed by Section 13 or
15(d) of the Securities Exchange Act of 1934 during the
preceding 12 months (or for such shorter period that the
registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past
90 days.             [ ] Yes        [X] No



PART I

Item 1.  Business

    Coachman Inns Income Limited Partnership (the "Part-nership") is an Oklahoma limited partnership formed on December 9, 1986. The Partnership engages in the hospitality business by acquiring the land and construct-ing and operating Coachman Inns thereon.

    At December 31, 1995, the Partnership owned one completed Coachman Inn. Coachman Inn San Antonio, Texas was completed in February 1987. The Partnership is also the owner of an interest in a joint venture which owns a tract of land located at the intersection of Katella and Harbor in Anaheim, California. The tract is improved with a 25-room motel. Plans are to develop the tract into a new all suite hotel.

    Each Coachman Inn consists of two principal buildings
containing a total of 120 rooms.   A mix of single,
double and suite rooms is located at all Coachman Inns.
Each room contains approximately 273 square feet and is fully furnished with a king size bed in single rooms, color television with satellite reception, writing desk, table and upholstered chairs. The rooms have vinyl wall coverings and fully carpeted floors. Each Coachman Inn has a furnished lobby, a self-contained laundry and a swimming pool. The Coachman Inns employ approximately 25 employees each.

    The Coachman Inns are constructed of structural steel with a wood or steel truss shingled roof system. The exterior is constructed of brick veneer in the English
Tudor style. Each contains approximately 42,900 square feet and has 130 parking spaces adjacent to the build-ings.

    The table below sets out for each of the Partnership's properties the date opened, occupancy and average daily rates for 1995, 1994 and 1993.

              Year      Average Daily Rates        Occupancy
Location      Rooms  Opened   1995    1994    1993      1995  1994  1993

San Antonio,   120    1987   $38.89  $38.15  $37.06      58%   59%   57%
  Texas

    The properties are managed by Innkeepers, Inc., an affiliate of Coachman Inns of America, Inc. (the "Managing General Partner"), under the terms of Property Management Agreements. Innkeepers, Inc. is responsible for the day-to-day operations of the properties, including administrative services. Innkeepers, Inc. agreed to perform the following services through the term of the Property Management Agreements: recruit, train, direct and employ staff for the Properties; initiate and carry out promotion and publicity programs, including a reservations service, which are designed to attract guests to the properties; negotiate, renew or cancel leases; provided that any lease may not be for a period in excess of one year; apply for, process and take all necessary steps to procure (in the name of Innkeepers, Inc., the Partnership's name or both as may be required by the issuing authority) all licenses and permits required for the operations of the properties and their related facilities; purchase all necessary inventories of supplies; maintain an accurate accounting system in connection with its management of the properties; make contracts for the various services needed in the operation of the properties; and obtain sufficient comprehensive general liability insurance and property insurance in respect to the properties protecting the partnership and Innkeepers, Inc. The Property Management Agreements continue in duration until terminated by either party.

Competition

    The hotel and motel industry is highly competitive and competitors may easily establish other facilities in direct competition with the Partnership's properties. Many motel operations have substantially greater financial resources, more experienced management and trained employees than will be available to the Partnership. The construction of additional high quality lodgings in the vicinity of the Partnership's properties could result in lower sales volume, require lower rates, and could also affect the resale value of the properties.

Markets

    Generally, the Partnership markets its services through local advertising on outdoor billboards, airport reservation services and publications regarding events coming to the area. Also, a sales representative is assigned to each property. The Partnership does not consider itself dependent upon any single customer or affiliated group.

Materials

    The basic materials used in the hotel/motel industry are acquired from local suppliers or centralized purchasing. The Partnership did not experience any shut downs in 1995 due to material shortages. Most, if not all, required materials are readily available.


Item 2.  Properties

    Information relating to the Partnership's properties is contained under
Item 1 of Part I of this report.


Item 3.  Legal Proceedings

    There are no known pending or threatened legal proceedings against the Partnership.


Item 4.  Submission of Matters to a Vote of Security Holders

    No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.


                             PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholder Matters

    There is no established public trading market for the Partnership's securities. The approximate number of holders of the Partnership's limited partnership interests is 598 as of December 31, 1995. During 1995, no distributions were made to participants.


Item 6.  Selected Financial Data

    Selected Financial Data will be provided by amendment.


Item 7.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

    Management's Discussion and Analysis of Financial Condition and Results of Operations will be provided by amendment.


Item 8.  Financial Statements and Supplementary Data

     Audited financial statements will be filed by amendment as soon as available.


Item 9.  Changes In and Disagreements with Accountant's
         Accounting and Financial Disclosure

    There are no disagreements with the Registrants Certified Public
Accountants.


                            PART III

Item 10. Directors and Executive Office of the Registrant

     The Managing General Partner is responsible for all matters affecting the business of the Partnership. Coachman Inns of America, Inc. serves as Managing General Partner.

Management of Coachman Inns of America, Inc.

    Coachman Inns of America, Inc. ("Managing General Partner"), a Delaware corporation which was incorporated in December 1985, is a wholly owned sub-sidiary of Coachman Incorporated, which is also the parent company of Innkeepers, Inc., the entity which will manage the properties.

    The officers and directors serve for one year or until their successors have been elected and qualified. The names and positions of the executive officers and directors of the Managing General Partner are as follows:

    Name                Age                      Position

Dennis D. Bradford      50                       President
                                                 Director

Catherine A. Myers      34                       Secretary

    Dennis D. Bradford has been Chairman and Chief Executive Officer of Coachman Incorporated since its inception on February 5, 1985. From 1973 to 1985, he was a partner in various partnerships which constructed, owned and operated real estate properties, including Coachman Inns, until the sale of his interest in those partnership to the Corporation. From 1983 until 1984, he served as Vice President of Corporate Development for PetroSouthern, Inc., a publicly held oil and gas exploration company. PetroSouthern became Craft World International, Inc. in 1986 and changed its basic business to a distributor of craft and leisure products. From 1986 until 1989, Mr. Bradford was a member of the Board of Directors of Craft World. Mr. Bradford is a member of the National Advisory Council to the U.S. Small Business Administration and served as its Vice Chairman. He was also a delegate to the 1986 White House Conference on Small Business. He is a member of the Young Presidents' Organization and the Oklahoma City Economics Club. He serves as President of the Oklahoma Aviation and Space Museum. He is a graduate of the University of Tulsa with a B.S./B.A. degree in Economics.

    Catherine A. Myers, has been an employee of the Company since 1988, serving as an administrative assistant. She was elected Secretary of the Company in 1995 and has served in that capacity since that date. Ms. Myers received a B.S. Degree from Oklahoma State University in 1984.


Item 11. Management Remuneration and Transactions

    No executive officer or director of the Managing General Partner of the Registrant received cash or cash equivalent forms of remuneration from the Registrant for the fiscal year ending December 31, 1995.


Item 12. Security Ownership of Certain Beneficial Owners and Management

    None of the executive officers or directors of the Managing General Partner owned limited partner interest in the Partnership as of December 31, 1995.


Item 13. Certain Relationships and Related Transactions

    Management Fees. The Partnership pays a management fee to Innkeepers, Inc., a wholly-owned subsidiary of Coachman Incorporated, of 5% of gross revenues of each motel for management services. In addition, the partnership pays a fee to the managing general partner of 1% of gross revenue of each motel for supervising the activities of the management company and for providing certain management services relating to the properties.

    In addition to the management fees which the Partnership pays Coachman Inns of America, Inc., the partnership also reimburses Coachman for direct administrative services that it is provided.


    At December 31, 1992, the Partnership was indebted to Coachman Incorporated for $700,000 which was advanced to the Partnership in order for it to obtain financing. The loan is payable over a 10-year amortization.
The balance at December 31, 1995, was $436,658.


                             PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)

Financial Statements will be filed by amendment as soon as possible.

(b)

Reports on Form 8-K: No reports on Form 8-K have been filed during the last quarter of the period covered by this report.





                               SIGNATURES



    Securities Exchange Act of 1934, the Registrant has duly Pursuant to the requirements of Section 13 or 15(d) of the caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in Oklahoma City, Oklahoma on April 15, 1996.


                            COACHMAN INNS INCOME LIMITED
                            PARTNERSHIP (Registrant)



                            By:  Its Managing General Partner
                                 Coachman Inns of America, Inc.



                            By:  /s/Dennis D. Bradford
                                 Dennis D. Bradford, President
                                 Chief Financial Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in their capacities as directors of Coachman Inns of America, Inc. and on the dated indicated.

                            By:  /s/Dennis D. Bradford
                                 Dennis D. Bradford, Director



                                 April 15, 1996