Form 10-Q
period 1996-03-31
COACHMAN INNS INCOME LTD PARTNERSHIP
filed 1996-05-15
CIK 787494

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996
                             OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

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

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
Yes _____    No _____

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




Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Material Changes in Financial Position

From December 31, 1995 to March 31, 1996, Current Assets increased by $54,169 due to seasonal fluctuation in business which causes increases in cash and accounts receivable. Cash increased by $50,681 and accounts receivable increased by $7,143. Total Assets increased by only $391 due to a decrease in other assets of $40,215 caused by the real estate escrow account paying 1995 real estate taxes. Current Liabilities decreased by $17,288 caused by seasonal fluctuation.

Material Changes in Results of Operations

Hotel revenues for the three months increased by $57,184 over the same period of 1995. Total Expenses increased by $19,516 due to additional operating expenses caused by increased occupancies. Income from Operations increased by $37,668. Net Income was $40,349 compared with $4,190 for the same period of 1995.







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

                        COACHMAN INNS INCOME LIMITED
                        PARTNERSHIP (Registrant)

                        By its General Partner,
                        COACHMAN INNS OF AMERICA, INC.


May 15, 1996            By:/s/Dennis D. Bradford
                        Dennis D. Bradford,
                        Chief Executive Officer and
                        Chief Financial Officer




COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
March 31, 1996 AND DECEMBER 31, 1995


                                               March 31,      December 31,
                                                 1996             1995
                                              ----------      -----------
ASSETS

CURRENT ASSETS:
  Cash                                        $   59,941      $    9,260
  Accounts Receivable                             25,514          18,371
  Allowance for Doubtful Accounts                    --              --
  Accounts Receivable-Affiliates                  26,166          26,166
  Notes Receivable-Related Party                  67,026          67,026
  Supplies                                        27,479          27,281
  Prepaid Expenses                                     0           3,853
                                              ----------      ----------
Total Current Assets                             206,126         151,957

Land                                             475,000         475,000
Motels                                         1,942,298       1,941,854
Equipment & Furniture & Fixtures                 412,229         410,842
                                              ----------      ----------
                                               2,829,527       2,827,696
Accumulated Depreciation                        (847,898)       (834,870)
                                              ----------      ----------
Net Property and Equipment                     1,981,629       1,992,826

Investment In Land Held for Development          678,560         678,560
Capitalized Loan Cost, Net of Accumulated
  Amortization of $59,504 in 1996
  and $55,965 in 1995                                 55           3,594
Other Assets                                      37,844          77,668
                                              ----------      ----------
Total Other Assets                               716,459         759,822
                                              ----------      ----------
TOTAL ASSETS                                  $2,904,214      $2,904,605
                                              ==========     ===========

LIABILITIES:

CURRENT LIABILITIES:

Current Maturities:
  Coachman Incorporated                       $   39,051      $   35,702
  Other                                           31,791          28,778
Accounts payable and Accrued Liabilities         107,369         131,019
                                              ----------      ----------
Total Current Liabilities                        178,211         195,499

Long-Term Debt
  Coachman Incorporated                          388,170         400,956
  Other                                        2,197,707       2,208,373
                                              ----------      ----------
Total Liabilities                              2,764,088       2,804,828

Partners' Capital                                 99,777          99,777
Year to Date Income/(Loss)                        40,349
                                              ----------      ----------
Total Partners' Capital                          140,126          99,777
                                              ----------      ----------
TOTAL LIABILITIES AND PARTNERS' CAPITAL       $2,904,214      $2,904,605
                                              ==========      ==========




COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED March 31, 1996 AND 1995




                                                   THREE MONTHS ENDED
                                                 March 31,       March 31,
                                                   1996            1995
                                                -----------    -----------

Revenues:
  Motel Revenues                                $  299,176     $  241,992

Expenses:
  Motel Operating Expenses                         112,955         98,635
  Depreciation & Amortization                       16,542         16,303
  General and Administrative                        63,328         58,371
                                                ----------     ----------
Total Expenses                                     192,825        173,309
                                                ----------     ----------
Income From Operations                             106,351         68,683
                                                ----------     ----------

Other Income (Expense):
  Interest income                                        0          2,725
  Interest expense                                 (66,002)       (67,218)
                                                ----------     ----------
Total Other Income (Expense)                       (66,002)       (64,493)
                                                ----------     -----------
Net Income (Loss)                                   40,349          4,190
                                                ==========     ===========






COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED March 31, 1996 AND 1995




                                                THREE MONTHS ENDED
                                              March 31,       March 31,
                                                1996            1995
                                             -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                          $  40,349        $   4,190
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities
    Depreciation and amortization               16,542           16,303
    (Increase) Decrease in
       Accounts receivable-trade                (7,143)           4,241
    (Increase) Decrease in
       Accounts receivable-Affiliates                0          (14,103)
    (Increase) Decrease in
       Note receivable-Related party                 0           (2,657)
    (Increase) Decrease in Supplies               (198)             847
    (Increase) Decrease in Prepaids              3,853            4,456
    Increase (Decrease) in Accounts
       payable & Accrued liabilities           (23,650)          34,198
    Net change in Other Assets                  39,825          (12,890)
                                            -----------      -----------
Net Cash Provided by (Used in)
  Operating Activities                          69,578           34,585
                                            -----------      -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                          (1,807)               0
                                            -----------      -----------
Net Cash Provided by (Used in)
  Investing Activities                          (1,807)               0
                                            -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable
    and long-term debt                         (17,090)         (15,556)
                                            -----------      -----------
Net Cash Provided by (Used in)
  Financing Activities                         (17,090)         (15,556)
                                            -----------      -----------
Net Increase (Decrease) in Cash                 50,681           19,029

CASH, beginning of period                        9,260           43,040
                                            -----------      -----------
CASH, end of period                         $   59,941       $   62,069
                                            ===========      ===========



COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER' CAPITAL
FOR THE THREE MONTHS ENDED MARCH 31, 1996




Balance - December 31, 1994                      $125,974

    Net Loss for 1995                             (26,197)
                                                 ---------
Balance - December 31, 1995                      $ 99,777

    Net Income for Three Months
      Ended March 31, 1996                         40,349
                                                 ---------
Balance - March 31, 1996                         $140,126
                                                 =========