Form 10-Q
period 1996-06-30
COACHMAN INNS INCOME LTD PARTNERSHIP
filed 1996-08-13
CIK 787494

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION
                   Washington, D.C. 20549
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR
     15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996
                             OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR
     15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

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

                       (405) 840-4667
     Registrant's telephone number, including area code

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

Material Changes in Financial Position

From December 31, 1995 to June 30, 1996, Current Assets increased by $101,724 due to seasonal fluctuation in business which causes increases in cash and accounts receivable. Cash increased by $32,988 and account receivable increased by $101,724. Total Assets increased by $45,490. Current Liabilities increased $31,966 due to an increase in accounts payable caused by seasonal fluctuation and increased long term use of the property. Partner's equity increased by $54,527.

Material Changes in Results of Operations

Hotel revenues for the three and six months increased by $43,841 and $100,998 respectively compared to the same period of 1995; this was caused by an increase in occupancy mainly due to increase use, of the property, by the U.S. Air Force. Total Expenses increased by $37,325 and $56,841 for three and six months compared to 1995 due to an increase in occupancy. Income from Operations increased by $6,489 and $44,157 for three and six months compared to 1995. Net Income increased by $6,247 and $42,406.

During the first six months of 1996 the hotel has been updated with new carpet in halls and many rooms; paint in lobby, rooms and exterior and new bedspreads. We feel this will enhance the value of the property.





                PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

The Partnership is not a party to any current or pending material legal proceeding.

Item 6.  Exhibits and Reports on Form 8-K

No report on Form 8-K has been filed during the quarter for which this report is filed.




COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
JUNE 30, 1996 AND DECEMBER 31, 1995

                                        June 30,    December 31,
                                            1996       1995

                                       -----------  -----------

ASSETS

CURRENT ASSETS:
  Cash                                $   42,248     $    9,260
  Accounts Receivable                     90,725         18,371
  Allowance for Doubtful Accounts            --            --
  Accounts Receivable-Affiliates          26,166         26,166
  Notes Receivable-Related Party          67,026         67,026
  Supplies                                27,516         27,281
  Prepaid Expenses                             0          3,853
                                       ---------      ---------
Total Current Assets                     253,681        151,957


Land                                     475,000        475,000
Motels                                 1,942,298      1,941,854
Equipment & Furniture & Fixtures         412,229        410,842
                                       ---------      ---------
                                       2,829,527      2,827,696
Accumulated Depreciation                (860,967)      (834,870)
                                       ---------      ---------
Net Property and Equipment             1,968,560      1,992,826


Investment In Land Held for
  Development                            678,560        678,560
Capitalized Loan Cost, Net of Accumulated
  Amortization of $59,537 in 1996
  and $55,965 in 1995                         22          3,594
Other Assets                              49,272         77,668
                                       ---------      ----------
Total Other Assets                       727,854        759,822
                                       ---------      ----------
TOTAL ASSETS                           $2,950,095     $2,904,605
                                       ==========     ==========


LIABILITIES:

CURRENT LIABILITIES:

  Current Maturities:
    Coachman Incorporated              $   39,051     $   35,702
    Other                                  31,791         28,778
  Accounts payable and Accrued
    Liabilities                           156,570        131,019
                                       ----------     ----------
Total Current Liabilities                 227,412        195,499

Long-Term Debt
    Coachman Incorporated                 378,519        400,956
    Other                               2,189,860      2,208,373
                                       ----------     ----------
Total Liabilities                       2,795,791      2,804,828

Partners' Capital                          99,777         99,777
Year to Date Income/(Loss)                 54,527
                                       ----------     ----------
Total Partners' Capital                   154,304         99,777
                                       ----------     ----------
TOTAL LIABILITIES AND
  PARTNERS' CAPITAL                    $2,950,095     $2,904,605
                                       ==========     ==========






COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
AND THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                 THREE MONTHS ENDED       SIX MONTHS ENDED

                               June 30,      June 30,    June 30,   June 30
                                 1996          1995        1996       1995
                              ----------  ----------   ----------  ----------

Revenues:
  Motel Revenues              $ 317,679   $ 273,865    $ 616,855   $ 515,857

Expenses:
  Motel Operating Expenses      129,983     109,370      242,938     208,005
  Depreciation & Amortization    13,032      16,243       29,574      32,546
  General and Administrative     93,460      73,537      156,788     131,908
                              ----------  ----------   ----------  ----------
                                236,475     199,150      429,300     372,459
                              ----------  ----------   ----------  ----------
Income From Operation            81,204      74,715      187,555     143,398
                              ----------  ----------   ----------  ----------

Other Income (Expense):
  Interest income                     0           0            0       2,725
  Interest expense              (67,026)    (66,784)    (133,028)   (134,002)
                              ----------  ----------   ----------  ----------
Total Other Income (Expense)    (67,026)    (66,784)    (133,028)   (131,277)
                              ----------  ----------   ----------  ----------
Net Income (Loss)                14,178       7,931       54,527      12,121
                              ==========  ==========   ==========  ==========



COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 1996 AND 1995


                                            SIX MONTHS ENDED
                                         June 30,       June 30,
                                           1996           1995
                                        -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                     $ 54,527        $12,121
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities
    Depreciation and amortization         29,574         32,546
    (Increase) Decrease in
      Accounts receivable-trade          (72,354)         1,273
    (Increase) Decrease in
      Accounts receivable-Affiliates          0         (19,727)
    (Increase) Decrease in
    Note receivable-Related party             0          (2,657)
    (Increase) Decrease in Supplies        (235)          1,276
    (Increase) Decrease in Prepaids        3,853          5,167
    Increase (Decrease) in Accounts
    payable & Accrued liabilities         25,551         43,951
    Net change in Other Assets            28,397        (23,978)
                                        -----------    -----------
Net Cash Provided by (Used in)
  Operating Activities                    69,313         49,972
                                        -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Prop & Equip                (1,737)             0
                                        -----------    -----------
Net Cash Provided by (Used in)
  Investing Activities                    (1,737)             0
                                        -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Principal payments on note payable
    and long-term debt                   (34,588)       (31,482)
                                        -----------    -----------
Net Cash Provided by (Used in)
  Financing Activities                   (34,588)       (31,482)
                                        -----------    -----------
Net Increase (Decrease) in Cash           32,988         18,490

CASH, beginning of period                  9,260         43,040
                                        -----------    -----------
CASH, end of period                      $42,248        $61,530
                                        ===========    ===========




COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER' CAPITAL
FOR THE SIX MONTHS ENDED JUNE 30, 1996




Balance - December 31, 1994                  $125,974

    Net Loss for 1995                         (26,197)
                                           ------------
Balance - December 31, 1995                  $ 99,777

    Net Income for Six Months
      Ended June 30, 1996                      54,527
                                           ------------
Balance - June 30, 1996                      $154,304
                                           ============






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

                              COACHMAN INNS INCOME LIMITED
                              PARTNERSHIP (Registrant)

                              By its General Partner,
                              COACHMAN INNS OF AMERICA, INC.


August 13, 1996               By:/s/Dennis D. Bradford
                              Dennis D. Bradford,
                              Chief Executive Officer and
                              Chief Financial Officer