Form 10-Q
period 1996-09-30
COACHMAN INNS INCOME LTD PARTNERSHIP
filed 1996-11-13
CIK 787494

FORM 10-Q

               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
(Mark One)
[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996
                               OR
[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to ______________

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

Material Changes in Financial Position

From December 31, 1995 to September 30, 1996, Current Assets increased by $74,051 due to seasonal fluctuation in business which causes increases in cash and accounts receivable. Cash increased by $82,306 and account receivable decreased by $4,904 Total Assets increased by $78,391. Current Liabilities increased $67,723 due to an increase in accounts payable caused by seasonal fluctuation.

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

The real estate note and mortgage on the San Antonio, Texas property matured on April 4, 1996. The lender has agreed to extend the note for a period of three years ending in October, 1999.


Material Changes in Results of Operations

Hotel revenues for the three and nine months increased by $12,480 and $113,478 respectively compared to the same period of 1995. Total Expenses increased by $28,739 and $85,580 for three and nine months compared to 1995. Income from Operations decreased by $16,259 for three months and increased by $27,898 for nine months compared to 1995. Net Income was $69,532 compared with $40,311 for nine months ended September 30, 1996 and 1995. Increases in Revenues are due primarily to an increase in occupancy by increased utilization by Brooks Air Force Base.







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

                        COACHMAN INNS INCOME LIMITED
                        PARTNERSHIP (Registrant)

                        By its General Partner,
                        COACHMAN INNS OF AMERICA, INC.


November 13, 1996       By:/s/Dennis D. Bradford
                        Dennis D. Bradford,
                        Chief Executive Officer and
                        Chief Financial Officer







COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 1996 AND DECEMBER 31, 1995

                                               Sept. 30,      Dec. 31,
                                                  1996           1995
                                              -----------    -----------
  ASSETS

CURRENT ASSETS:
  Cash                                        $    91,566    $     9,260
  Accounts Receivable                              13,467         18,371
  Allowance for Doubtful Accounts                     --             --
  Accounts Receivable-Affiliates                   26,836         26,166
  Notes Receivable-Related Party                   67,026         67,026
  Supplies                                         27,113         27,281
  Prepaid Expenses                                      0          3,853
                                              -----------    -----------
Total Current Assets                              226,008        151,957


Land                                              475,000        475,000
Motels                                          1,942,298      1,941,854
Equipment & Furniture & Fixtures                  412,229        410,842
                                              -----------    -----------
                                                2,829,527      2,827,696
Accumulated Depreciation                         (865,417)      (834,870)
                                              -----------    -----------
Net Property and Equipment                      1,964,110      1,992,826


Investment In Land Held for Development           678,560        678,560
Capitalized Loan Cost, Net of Accumulated
  Amortization of $59,537 in 1996
  and $55,965 in 1995                                  22          3,594
Other Assets                                      114,296         77,668
                                              -----------    -----------
Total Other Assets                                792,878        759,822
                                              -----------    -----------
TOTAL ASSETS                                  $ 2,982,996    $ 2,904,605
                                              ===========    ===========



LIABILITIES:

CURRENT LIABILITIES:
  Current Maturities:
    Coachman Incorporated                     $    39,051    $    35,702
    Other                                          31,791         28,778
  Accounts payable and Accrued Liabilities        192,380        131,019
                                              -----------    -----------
Total Current Liabilities                         263,222        195,499

Long-Term Debt
    Coachman Incorporated                         368,649        400,956
    Other                                       2,181,816      2,208,373
                                              -----------    -----------
Total Liabilities                               2,813,687      2,804,828

Partners' Capital                                  99,777         99,777
Year to Date Income/(Loss)                         69,532
                                              -----------    -----------
Total Partners' Capital                           169,309         99,777
                                              -----------    -----------
TOTAL LIABILITIES AND
  PARTNERS' CAPITAL                           $ 2,982,996    $ 2,904,605
                                              ===========    ===========





COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
AND THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                THREE MONTHS ENDED       NINE MONTHS ENDED

                                Sept 30,   Sept 30,    Sept 30,    Sept, 30
                                  1996       1995        1996        1995
                               ---------   ---------   ---------   ---------

Revenues:
  Motel Revenues               $ 323,924   $ 311,444   $ 940,779   $ 827,301

Expenses:
  Motel Operating Expenses       155,147     126,607     398,085     334,612
  Depreciation & Amortization      4,427      16,332      34,001      48,878
  General and Administrative      85,989      73,885     242,777     205,793
                               ---------   ---------   ---------   ---------
                                 245,563     216,824     674,863     589,283
                               ---------   ---------   ---------   ---------
Income From Operations            78,361      94,620     265,916     238,018
                               ---------   ---------   ---------   ---------

Other Income (Expense):
  Interest income                      0           0           0       2,725
  Interest expense               (63,356)    (66,430)   (196,384)   (200,432)
                               ---------   ---------   ---------   ---------
Total Other Income (Expense)     (63,356)    (66,430)   (196,384)   (197,707)
                               ---------   ---------   ---------   ---------
Net Income (Loss)                 15,005      28,190      69,532      40,311
                               =========   =========   =========   =========




COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995


                                                   NINE MONTHS ENDED
                                             Sept 30,            Sept 30,
                                               1996                1995
                                            -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                         $   69,532          $   12,121
  Adjustments to reconcile net income
  to net cash provided by (used in)
  operating activities
    Depreciation and amortization               34,001              32,546
    (Increase) Decrease in
      Accounts receivable-trade                  4,904               1,273
    (Increase) Decrease in
      Accounts receivable-Affiliates              (670)            (19,727)
    (Increase) Decrease in
    Note receivable-Related party                    0              (2,657)
    (Increase) Decrease in Supplies                168               1,276
    (Increase) Decrease in Prepaids              3,853               5,167
    Increase (Decrease) in Accounts
    payable & Accrued liabilities               61,361              43,951
    Net change in Other Assets                 (36,627)            (23,978)
                                            ----------           ---------
Net Cash Provided by (Used in)
  Operating Activities                         136,522              49,972
                                            ----------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Prop & Equip                      (1,714)                  0
                                            ----------           ---------
Net Cash Provided by (Used in)
  Investing Activities                          (1,714)                  0
                                            ----------           ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable
  Payments on notes payable                    (52,502)            (31,482)
                                            ----------           ---------
Net Cash Provided by (Used in)
  Financing Activities                         (52,502)            (31,482)
                                            ----------           ---------
Net Increase (Decrease) in Cash                 82,306              18,490

CASH, beginning of period                        9,260              43,040
                                            ----------           ---------
CASH, end of period                         $   91,566           $  61,530
                                            ==========           =========





COACHMAN INNS INCOME LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNER' CAPITAL
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996




Balance - December 31, 1994                       $125,974

    Net Loss for 1995                              (26,197)
                                                  --------
Balance - December 31, 1995                       $ 99,777

    Net Income for Nine Months
      Ended Sept. 30, 1996                          69,532
                                                  --------
Balance - Sept. 30, 1996                          $169,309
                                                  ========